Form 10-Q
period 2009-01-31
SK Shasta Acquisition Corp. 1
filed 2009-03-17
CIK 1439245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53455

SK SHASTA ACQUISITION CORP. 1
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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,000,000 shares of common stock, par value $.0001 per share, outstanding as of March 17, 2009.

SK SHASTA ACQUISITION CORP. 1

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Report of Independent Registered Certified Public Accounting Firm	F-1

	Balance Sheets as of January 31, 2009	F-2

	Statements of Operations for the Three and Nine Months Ended January 31, 2009 and for the Cumulative Period from May 2, 2008 (Inception) to January 31, 2009	F-3

	Statements of Cash Flows for the Three and Nine Months Ended January 31, 2009 and for the Cumulative Period from May 2, 2008 (Inception) to January 31, 2009	F-4

	Statements of Stockholders’ Equity (Deficit) for the cumulative period from May 2, 2008 (Inception) to January 31, 2009	F-5

	Notes to Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended January 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on October 10, 2008.

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SK Shasta Acquisition Corp. 1
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of SK Shasta Acquisition Corp. 1   (A Developmental Stage Company) as of January 31, 2009, and the related condensed statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and nine month periods ended January 31, 2009 and from inception on May 2, 2008 through January 31, 2009.  These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of SK Shasta Acquisition Corp. 1 as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the period then ended (not presented herein); and in our report dated August 20, 2008, we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of January 31, 2009 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

Thomas J Harris, CPA
March 11, 2009

SK Shasta Acquisition Corp. 1
A Development Stage Company
Consolidated Balance Sheets
As of January 31, 2009
(Stated in United States Dollars)

January 31
2009
$
ASSETS
Current Assets
Cash	-0-
Total Current Assets	-0-
Long term Assets
Organizational costs, net of amortization	19,189
Total Assets	19,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	29,939
Total current liabilities	29,939

Total Liabilities	29,939

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000
Accumulated deficit in the exploration state (May 2, 2008 to January 31, 2009)	(13,750)
Total stockholders’ equity	(10,750)
Total liabilities and stockholders’ equity	19,189

See notes to financial statements

SK Shasta Acquisition Corp.  1
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to January 31, 2009
(Stated in United States Dollars)

	For the three months ended	For the nine months ended	From inception May 2, 2008 through
	January 31	January 31	January 31
	2009	2009	2009
	$	$

REVENUE	-0-	-0-	-0-

Expenses

Office, postage and filing fees	9,732	10,364	10,364
Amortization of organizational costs	1,129	3,386	3,386

Loss for the period	(10,861)	(13,750)	(13,750)

Other Revenues and Expenses

Loss for the period	(10,861)	(13,750)	(13,750)

Deficit – beginning of the period	(2,889)	-0-	-0-

Deficit – end of period	(13,750)	(13,750)	(13,750)

Loss per shares – basic and diluted	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 1
A Developmental Stage Company
Consolidated Statement of Cash Flows
From May 2, 2008 to January 31, 2009
(Stated in United States Dollars)

	Three Months Ending January 31	Nine Months Ending January 31	From inception May 2, 2008 through January 31,
	2009	2009	2009
	$	$	$

Cash flows from operating activities

Loss for the period	(10,861)	(13,750)	(13,750)
Non cash expense-amortization	1,129	3,386	3,386

Changes in:

Accounts payable and accrued liabilities	9,732	29,939	29,939
Net cash used in operating activities	-0-	(19,575)	(19,575)

Cash flows from investing activities

Organizational costs	-0-	22,575	22,575
Cash used in investing activities	-0-	22,575	22,575

Cash flows from financing activities

Share capital issued	-0-	3,000	3,000
Net cash received from financing activities	-0-	3,000	3,000

Net increase in cash	-0-	-0-
Cash – beginning of period	-0-	-0-
Cash – end of period	-0-	-0-

See notes to financial statements

SK Shasta Acquisition Corp. 1
A Developmental Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on May 2, 2008 to January 31, 2009
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Accumulated Deficit During Development Stage	Total Equity (Deficit)
		$	$	$

Balance at inception May 2, 2008	-	-	-	-

Common shares issued for cash	30,000,000	3,000	-	3,000

Cumulative Net (Loss)	-	-	(13,750)	(13,750)
Balance, January 31, 2009	30,000,000	3,000	(13,750)	(10,750)

See notes to financial statements

SK Shasta Acquisition Corp. 1
A Developmental Stage Company
Notes to Financial Statements
January 31, 2009
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $13,750 for the period from May 2, 2008 (inception) to January 31, 2009 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
January 31, 2009
 (Stated in United States Dollars)

2.	Significant Accounting Policies -Continued

e)	Intangible Asset

The Company’s Other Assets are for organization costs which were paid to the Company’s attorneys.

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

As at January 31, 2009, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
January 31, 2009
 (Stated in United States Dollars)

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – January 31, 2009	30,000,000	$3,000

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2008
$
Net loss for the year	(13,750)
Total income taxes	-

The Company has non-capital losses of approximately $13,750, which are available to reduce future taxable income in the United Sates and which expire in 2023. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date

2008	$13,750	2023
Total income tax operating loss carry forward	$13,750

5.	Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to January 31, 2009

•	None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SK SHASTA ACQUISITION CORP. 1 (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on May 2, 2008 (Inception) and maintains its principal executive office at P.O Box 4226, STN Main Vancouver B.C. V6B 327.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on October 10, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

As of January 31, 2009, the Company had current assets equal to $0. The Company’s current liabilities as of January 31, 2009 totaled $29,939, comprised exclusively of accounts payable and accrued liabilities.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three and nine months ended January 31, 2009 and for the cumulative period from May 2, 2008 (Inception) to January 31, 2009:

	Three Months Ended January 31, 2009	Nine Months Ended January 31, 2009	For the Cumulative Period from May 2, 2008 (Inception) to January 31, 2009
Net Cash (Used in) Operating Activities	$-	$(19,575)	$(19,575)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$3,000	$3,000
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to January 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended January 31, 2009 the company had a net loss of $10,861 and $13,750 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s quarterly reports on Form 10-Q for the quarters ended July 31, 2008 and October 31, 2008 in January of 2009.

For the period from May 2, 2008 (Inception) to January 31, 2009, the Company had a net loss of $13,750 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in October of 2009 and the filing of the Company’s quarterly reports on form 10-Q for the Quarters ended July 31, 2008 and October 31, 2008 in January of 2009

Off-Balance Sheet Arrangements

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

Item 4.  Controls and Procedures.

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

As of January 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended January 31, 2009.

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

Dated: March 17, 2009	SK SHASTA ACQUISITION CORP. 1

	By:	/s/ Kurt Pichler
Kurt Pichler
President and Sole Director
Principal Executive Officer
Principal Financial Officer