Form 10-K
period 2009-04-30
SK Shasta Acquisition Corp. 1
filed 2009-07-24
CIK 1439245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53455

SK SHASTA ACQUISITION CORP. 1
 (Exact name of registrant as specified in its charter)

Delaware	75-3268879
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

P.O. Box 4226, STN Main Vancouver , V6B B.C. 327
(Address of principal executive offices)

(604) 568-6426
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.404 of this chapter) during the preceeding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of April 30, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 21, 2009, there were 30,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SK Shasta Acquisition Corp. 1 (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

SK Shasta Acquisition Corp. 1 (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 2, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected April 30 as its fiscal year end.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities is undertaken by or under the supervision of the sole officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)           Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)           Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)            Strength and diversity of management, either in place or scheduled for recruitment;

         (d)            Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)            The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)             The extent to which the business opportunity can be advanced;

         (g)            The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)            Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of July 21, 2009, there was 1 holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On May 2, 2008 the Company sold 30,000,000 shares of Common Stock to Sierra Knight Financial Group, Inc. for an aggregate purchase price equal to $3,000.00.  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

As of April 30, 2009, the Company had total current assets equal to $0.  The Company’s current liabilities as of April 30, 2009 totaled $30,978 comprised exclusively of accounts payable and accrued liabilities.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended April 30, 2009 and for the cumulative period from May 2, 2008 (Inception) to April 30, 2009.

	For the Year Ended April 30,2009	For the Cumulative Period from May 2, 2008 (Inception) to April 30, 2009
Net Cash (Used in) Operating Activities	$(19,575)	$(19,575)
Net Cash (Used in) Investing Activities	$22,575	$22,575
Net Cash Provided by Financing Activities	$3,000	$3,000
Net Increase (Decrease) in Cash	$0	$0

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to April 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2009 the Company had a net loss of $15,918 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in October of 2008 and Quarterly Reports on Form 10-Q for the periods ended July 31, 2008 and October 31, 2008 in January of 2009 and Form 10-Q for the period ended January 31, 2009 in April of 2009.

For the period from May 2, 2008 (Inception) to April 30, 2009, the Company had a net loss of
$15,918 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 October of 2008 and Quarterly Reports on Form 10-Q for the periods ended July 31, 2008 and October 31, 2008 in January of 2009 and Form 10-Q for the period ended January 31, 2009 in April of 2009.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

SK SHASTA ACQUISITION CORP. 1
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SK SHASTA ACQUISITION CORP. 1
Vancouver, B.C., Canada

We have audited the balance sheets of SK SHASTA ACQUISITION CORP. 1 a development stage company, as at APRIL 30, 2009, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the period from inception May 2, 2008 to APRIL 30, 2009. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SK SHASTA ACQUISITION CORP. 1 a development stage company, as of April 30, 2009 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas J Harris, CPA
July 9, 2009

SK Shasta Acquisition Corp. 1
A Development Stage Company
Consolidated Balance Sheets
As of April 30, 2009
(Stated in United States Dollars)

April 30
2009
$
ASSETS
Current Assets
Cash	-0-
Total Current Assets	-0-
Long term Assets
Organizational costs, net of amortization	18,060
Total Assets	18,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	30,978
Total current liabilities	30,978

Total Liabilities	30,978

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000
Accumulated deficit in the exploration state (May 2, 2008 to April 30, 2009)	(15,918)
Total stockholders’ equity	(12,918)
Total liabilities and stockholders’ equity	18,060

See notes to financial statements

SK Shasta Acquisition Corp.  1
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to April 30, 2009
(Stated in United States Dollars)

	For the year ended	From Inception May 2, 2008 through
	April 30	April 30
	2009	2009
	$

REVENUE	-0-	-0-

Expenses

Office, postage and filing fees	11,403	11,403
Amortization of organizational costs	4,515	4,515

Loss for the period	(15,918)	(15,918)
Other Revenues and Expenses

Loss for the period	(15,918)	(15,918)

Deficit – beginning of the period	-0-	-0-

Deficit – end of period	(15,918)	(15,918)

Loss per shares – basic and diluted	(0.01)

Weighted Average Number of Shares Outstanding	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 1
Consolidated Statement of Cash Flows
From May 2, 2008 to April 30, 2009
(Stated in United States Dollars)

	Year Ending April 30 2009	From inception May 2, 2008 through April 30,2009
	$	$

Cash flows from operating activities
Loss for the period	(15,918)	(15,918)
Non cash expense-amortization	4,515	4,515

Changes in:

Accounts payable and accrued liabilities	30,978	30,978
Net cash used in operating activities	(19,575)	(19,575)

Cash flows from investing activities

Organizational costs	22,575	22,575
Cash used in investing activities	22,575	22,575

Cash flows from financing activities

Share capital issued	3,000	3,000
Net cash received from financing activities	3,000	3,000

Net increase in cash	-0-
Cash – beginning of period	-0-
Cash – end of period	-0-

See notes to financial statements

SK Shasta Acquisition Corp. 1
A Developmental Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on May 2, 2008 to April 30, 2009
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Accumulated Deficit During Development Stage	Total Equity (Deficit)
		$	$	$

Balance at inception May 2, 2008	-	-	-	-

Common shares issued for cash	30,000,000	3,000	-	3,000

Cumulative Net (Loss)	-	-	(15,918)	(15,918)
Balance, April 30, 2009	30,000,000	3,000	(15,918)	(12,918)

See notes to financial statements

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
April 30, 2009
(Stated in United States Dollars)

1.	Nature of Operations

a)	Organization

SK Shasta Acquisition Corp. 1 (the “Company”) was incorporated under the laws of the State of Delaware on May 2, 2008 and it was formed to be shell company as defined by the rules and regulations of the United States Securities Exchange Commission. The Company’s fiscal year end is April 30.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $15,918 for the period from May 2, 2008 (inception) to April 30, 2009 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
April 30, 2009
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

As at April 30, 2009, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
April 30, 2009
 (Stated in United States Dollars)

3.	Share Capital

       a)      Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.0001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – April 30, 2009	30,000,000	$3,000

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2008
$
Net loss for the year	(15,918)
Total income taxes	-

The Company has non-capital losses of approximately $15,918, which are available to reduce future taxable income in the United Sates and which expire in 2023. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date

2008	$15,918	2023
Total income tax operating loss carry forward	$15,918

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to April 30, 2009

•	None

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended April 30, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Kurt Pichler	31	President, Secretary and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Kurt Pichler, the Company's President, Secretary and sole Director, is currently the President and sole owner of Sierra Knight Financial Group and has served in this capacity since August 2007.  Before that Mr. Pichler was the manager of business development for Yaletown Development Corporation from June of 2006. Since July of 2003, when he returned from studying at ZhongShang University in GuangZhou China, Kurt was self employed and contracted to source and imported product from the East. Mr. Pichler earned his Diploma in International Trade and Transportation from British Columbia Institute of Technology in 2001.

Additionally, Mr. Pichler currently serves as director of SK Shasta Acquisition Corp. 2, SK Shasta Acquisition Corp. 3 and SK Shasta Acquisition Corp. 4 all of which are publicly-reporting, blank check and non-trading shell companies

 (b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended April 30, 2009.  The Company was not incorporated until May of 2008.

Name and Position	Year	Cash Compensation	Other Compensation

Kurt Pichler, President, Secretary and Director	2009	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of July 21, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership		of Class

Kurt Pichler (1) c/o Sierra Knight Financial Group Inc. P.O. Box 4226 STN Main Vancouver, B.C. V6B 3Z7	30,000,000	(2)	100%

Sierra Knight Financial Group Inc. (3) P.O. Box 4226 STN Main Vancouver, B.C. V6B 3Z7	30,000,000		100%

All Officers and Directors as a group (1 individuals)	30,000,000		100%

(1)	Kurt Pichler serves as President, Secretary and sole director of the Company.
(2)
Represents the shares of Common Stock owned of record by Sierra Knight Financial Group Inc. (“Sierra Knight”), which is currently controlled and managed by Kurt Pichler, the President, Secretary and sole director of the Company.  Mr. Pichler has sole voting and investment control over the shares of Common Stock owned by Sierra Knight and therefore may be deemed the beneficial owner thereof.

(3)	Sierra Knight Financial Group Inc. is currently controlled and managed by Kurt Pichler, the President, Secretary and sole director of the Company.

(b)	The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

  Thomas J. Harris, CPA (“TJH”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by TJH for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $3,125.00 for the fiscal year ended April 30, 2009.  The Company was not incorporated until May of 2008 and so did not incur any audit fees during the fiscal year ended April 30, 2008.

Audit-Related Fees

There were no fees billed by TJH for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended April 30, 2009.  The Company was not incorporated until May of 2008 and so did not incur any audit related fees during the fiscal year ended April 30, 2008.

Tax Fees

There were no fees billed by TJH for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended April 30, 2009.  The Company was not incorporated until May of 2008 and so did not incur any tax fees during the fiscal year ended April 30, 2008.

All Other Fees

There were no fees billed by TJH for other products and services for the fiscal year ended April 30, 2009.  The Company was not incorporated until May of 2008 and so did not incur any fees for other products and services fees during the fiscal year ended April 30, 2008.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2009

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2009

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on October 10, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SK SHASTA ACQUISITION CORP. 1

Dated: July 21, 2009	By:	/s/ Kurt Pichler
Kurt Pichler
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kurt Pichler	President, Secretary and	July 21, 2009
Kurt Pichler	Director