Form 10-Q
period 2009-07-31
SK Shasta Acquisition Corp. 1
filed 2009-09-14
CIK 1439245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,000,000 shares of common stock, par value $.0001 per share, outstanding as of September 14, 2009.

SK SHASTA ACQUISITION CORP.1

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of July 31, 2009	2

	Statements of Operations for the Three Months Ended July 31, 2009, the Three Months	3
	Ended July 31, 2008 and for the Cumulative Period from May 2, 2008 (Inception) to
	July 31, 2009

	Statements of Cash Flows for the Three Months Ended July 31, 2009, the Three Months	4
	Ended July 31, 2008 and for the Cumulative Period from May 2, 2008 (Inception)
	to July 31, 2009

	Statements of Stockholders’ Equity (Deficit) for the cumulative period from	5
	May 2, 2008 (Inception) to July 31, 2009

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended July 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 24, 2009.

SK Shasta Acquisition Corp. 1
A Development Stage Company
Consolidated Balance Sheets
As at July 31, 2009
(Stated in United States Dollars)

	July 31	July 31
	2008	2009
	$	$
ASSETS
Current Assets
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Organizational costs, net of amortization	21,446	17,405
Total Assets	21,446	17,405

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	19,575	32,439
Total current liabilities	19,575	32,439

Total Liabilities	19,575	32,439

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000	3,000
Accumulated deficit in the exploration state (May 2, 2008 to July 31, 2009)	(1,129)	(18,034)
Total stockholders’ equity	1,871	(15,034)
Total liabilities and stockholders’ equity	21,446	17,405

See notes to financial statements

SK Shasta Acquisition Corp.  1
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to July 31, 2009
(Stated in United States Dollars)

	For the three months ended	For the three months ended	From Inception May 2, 2008 through
	July 31	July 31	July 31
	2008	2009	2009
	$	$	$

REVENUE		-0-	-0-

Expenses

Office, postage and filing fees	- 0-	1,460	12,864
Amortization of organizational costs	1,129	1,160	5,170

Loss for the period	(1,129)	(2,620)	(18,034)

Other Revenues and Expenses

Loss for the period	(1,129)	(2,620)	(18,034)

Deficit – beginning of the period	-0-	(15,414)	-0-

Deficit – end of period	(1,129)	(18,034)	(18,034)

Loss per shares – basic and diluted	(.01)	(0.01)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000

See notes to financial statements.

SK Shasta Acquisition Corp. 1
Consolidated Statement of Cash Flows
From May 2, 2008 to July 31, 2009
(Stated in United States Dollars)

	Three Months Ending	Three Months Ending	From Inception May 2, 2008 through July
	July 31	July 31	31,
	2008	2009	2009
	$	$	$

Cash flows from operating activities
Loss for the period	(1,129)	(2,620)	(18,034)
Non cash expense-amortization	1,129	1,461	5,170

Changes in:

Accounts payable and accrued liabilities	19,575	1,159	32,439
Net cash used in operating activities	(19,575)	-0-	(19,575)

Cash flows from investing activities

Organizational costs	22,575	-0-	22,575

Cash used in investing activities	22,575	-0-	22,575

Cash flows from financing activities

Share capital issued	3,000	-0-	3,000
Net cash received from financing activities	3,000	-0-	3,000

Net increase in cash	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-

See notes to financial statements

SK Shasta Acquisition Corp. 1
A Developmental Stage Company
Consolidated Statements of Stockholders’ Equity
From inception on May 2, 2008 to July 31, 2009
(Stated in United States Dollars)

	Common Stock
	Shares	Amount	Accumulated Deficit During Development Stage	Total Equity (Deficit)
		$	$	$

Balance at inception May 2, 2008	-	-	-	-

Common shares issued for cash	30,000,000	3,000	-	3,000

Cumulative Net (Loss)	-	-	(15,414)	(15,414)
Balance, April 30, 2009	30,000,000	3,000	(15,414)	(12,414)

Cumulative Net (Loss)	-	-	(2,620)	(2,620)
Balance, July 31, 2009	30,000,000	3,000	(18,034)	(15,034)

See notes to financial statements

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2009
(Stated in United States Dollars)

1.	Nature of Operations

a)	Organization

SK Shasta Acquisition Corp. 1 (the “Company”) was incorporated under the laws of the State of Delaware on May 2, 2008 and it was formed to be shell company as defined by the rules and regulations of the United States Securities Exchange Commission. The Company’s fiscal year end is April 30th.

c)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company has incurred a net loss of $18,034 for the period from May 2, 2008 (inception) to July 31, 2009 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2009
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

As at September 10, 2009, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2009
 (Stated in United States Dollars)

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – April 30, 2009	30,000,000	$3,000
B Balance – July 31, 2009	30,000,000	$3,000

4.   Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2008
$
Net loss for the year	(15,413)
Total income taxes	-

The Company has non-capital losses of approximately $15,413, which are available to reduce future taxable income in the United Sates and which expire in 2023. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date

2008	$15,413	2023
Total income tax operating loss carry forward	$15,413

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, we evaluated all events or transactions that occurred after July 31, 2009 up through September 14, 2009, the date we issued these financial statements and the following occurred during the period subsequent to July 31, 2009.

•	None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SK SHASTA ACQUISITION CORP .1
(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Liquidity and Capital Resources

As of July 31, 2009, the Company had current assets equal to $0 and long terms assets consisting exclusively of organizational costs, net of amortization equal to $17,405. This compares with currents assets of $0 as of July 31, 2008 and long terms assets consisting exclusively of organizational costs, net of amortization equal to $21,446. The Company’s current liabilities as of July 31, 2009 totaled $32,439, comprised exclusively of accounts payable and accrued liabilities.  This compares with the Company’s current liabilities as of July 31, 2008 equal to $19,575. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2009 and 2008 and for the cumulative period from May 2, 2008 (Inception) to July 31, 2009:

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2009	For the Cumulative Period from May 2, 2008 (Inception) to July 31, 2009
Net Cash (Used in) Operating Activities	$(19,575)	$0	$(19,575)
Net Cash (Used in) Investing Activities	$22,575	$0	$22,575
Net Cash Provided by Financing Activities	$3,000	$0	$3,000
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to July 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2009 and 2008 the company had a net loss of $2,620 and $1,129, respectively, comprised exclusively of office, postage, filing fees and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10 filed in October of 2008 and the filing of the Company’s annual report on Form 10-K for the quarter ended April 30, 2009 in July 2009.

For the period from May 2, 2008 (Inception) to July 31, 2009, the Company had a net loss of $18,034 comprised exclusively of office, postage, filing fees and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2009 in July of 2009 and quarterly reports on Form 10-Q for the quarters ended July 31, 2008, October 31, 2008 filed in January of 2009 and for the period ended January 31, 2009 filed in March of 2009.

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

As of July 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2009.

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

Dated: September 14, 2009	SK SHASTA ACQUISITION CORP. 1

	By:	/s/ Kurt Pichler
Kurt Pichler
President and Sole Director
Principal Executive Officer
Principal Financial Officer