Form 10-Q
period 2010-07-31
SK Shasta Acquisition Corp. 1
filed 2010-09-14
CIK 1439245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,000,000 shares of common stock, par value $.0001 per share, outstanding as of September 14, 2010.

SK SHASTA ACQUISITION CORP. 1

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

The results for the period ended July 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on August 13, 2010.

SK Shasta Acquisition Corp. 1
A Development Stage Company
Consolidated Balance Sheets
As at July 31, 2010
(Stated in United States Dollars)

	July 31,	April 30
	2010	2010
	$	$
ASSETS
Current Assets
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Organizational costs, net of amortization	12,259	13,419
Total Assets	12,259	13,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	44,719	44,590
Total current liabilities	44,719	44,590

Total Liabilities	44,719	44,590

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000	3,000
Accumulated deficit in the exploration state (May 2, 2008 to July 31, 2010)	(35,460)	(34,171)
Total stockholders’ equity	(32,460)	(31,171)
Total liabilities and stockholders’ equity	12,259	13,419

See notes to financial statements

SK Shasta Acquisition Corp.  1
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to July 31, 2010
(Stated in United States Dollars)

	For the three months ended	For the three months ended	From inception May 2, 2008 through
	July 31,	July 31,	July 31,
	2010	2009	2010
	$	$	$

REVENUE	0	-0-	-0-

Expenses

Office and sundry	129	1,460	25,144

Amortization of organizational costs	1,160	1,160	10,316

Loss for the period	(1,289)	(2,620)	(35,460)

Other Revenues and Expenses

Total loss for period	(1,289)	(2,620)	(35,460)
Deficit – beginning of the period	(34,171)	(15,414)	-0-

Deficit – end of period	(35,460)	(15,918)	(35,460)

Loss per shares – basic and diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000

See notes to financial statements.

SK Shasta Acquisition Corp. 1
Consolidated Statement of Cash Flows
From May 2, 2008 to July 31, 2010
(Stated in United States Dollars)

	Three months ended		From inception
	July 31, 2010	July 31, 2009	May 2, 2008 to July 31, 2010
	$	$	$

Cash flows from operating activities
Loss for the period	(1,289)	(2,620)	(35,460)
Non cash expenses-amortization	1,160	1,161	10,316
Changes in:

Accounts payable and accrued liabilities	129	1,159	44,719

Net cash used in operating activities	-0-	-0-	19,575

Cash flows from investing activities

Organizational costs		-0-	(22,575)

Cash used in investing activities	-0-	0-	(22,575)

Cash flows from financing activities
Share capital issued	-0-	-0-	3,000

Net cash received from financing activities	-0-	-0-	3,000

Net increase in cash	-0-	-0-
Cash – beginning of period	-0-	-0-
Cash – end of period	-0-	0-

See notes to financial statements

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2010
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $34,460 for the period from May 2, 2008 (inception) to July 31, 2010 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2010
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

As at August 28, 2010, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2010
 (Stated in United States Dollars)

3.	Share Capital

       a)      Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.0001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – April 30, 2009 and 2010	30,000,000	$3,000
B Balance – July 31, 2010	30,000,000	$3,000

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2010
$
Net loss for the year	(18,253)
Total income taxes	-

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

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to July 31, 2010

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

Liquidity and Capital Resources

As of July 31, 2010, the Company had no current assets equal and long terms assets consisting exclusively of organizational costs, net of amortization equal to $12,259. This compares with no currents assets  as of April 30, 2010 and long terms assets consisting exclusively of organizational costs, net of amortization equal to $13,419. The Company’s current liabilities as of July 31, 2010 totaled $44,719, comprised exclusively of accounts payable and accrued liabilities.  This compares with the Company’s current liabilities as of April 30, 2010 equal to $44,590, comprised exclusively of accounts payable and accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2010 and 2009 and for the cumulative period from May 2, 2008 (Inception) to July 31, 2010:

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	For the Cumulative Period from May 2, 2008 (Inception) to July 31, 2010
Net Cash (Used in) Operating Activities	$-	$-	$19,575
Net Cash (Used in) Investing Activities	$-	$-	$(22,575)
Net Cash Provided by Financing Activities	$-	$-	$3,000
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to July 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2010 and 2009 the company had a net loss of $1,289 and $2,620, respectively, comprised exclusively of office, postage, filing fees and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the period from May 2, 2008 (Inception) to July 31, 2010, the Company had a net loss of $35,460 comprised exclusively of office, postage, filing fees and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of July 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our officers and directors, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on May 2, 2008.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2010.

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

Dated: September 14, 2010	SK SHASTA ACQUISITION CORP. 1

	By:	/s/ Kurt Pichler
Kurt Pichler
President and Sole Director
Principal Executive Officer
Principal Financial Officer