Form 10-K
period 2011-04-30
SK Shasta Acquisition Corp. 1
filed 2011-08-01
CIK 1439245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

As of April 30, 2011, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of July 29, 2011, there were 30,000,000 shares of common stock, par value $.0001, outstanding.

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

PART I

Item 1. Description of Business.

SK Shasta Acquisition Corp. 1 (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on May 2, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected April 30 as its fiscal year end.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the sole officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

(f)           The extent to which the business opportunity can be advanced; and

(g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or other such professionals. At this time the Company has not specifically identified any third parties that it may engage.  The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may be vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

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

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependant on whether any opportunities are presented by the sources that we contact.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are not ascertainable at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  The specific costs may be estimated once the Company identifies a business combination target.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target.

We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipate that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company and believe that it will be able to devote the time required to consummate a business combination transaction as necessary.

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

Item 3. Legal Proceedings.

There are presently no pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of July 29, 2011, there was one (1) holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended April 30, 2011.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of April 30, 2011, the Company had no current assets and total long term assets equal to $8,778 consisting of organizational costs, net of amortization.  This compares with no current assets as of April 30, 2010 and total long term assets equal to $13,419 consisting of organizational, net of amortization. The Company’s current liabilities as of April 30, 2011 totaled $51,400 comprised exclusively of accounts payable and accrued liabilities.  This compares to the Company’s current liabilities as of April 30, 2010 of $44,590, comprised exclusively of accounts payable and accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended April 30, 2011, for the year ended April 30, 2010, and for the cumulative period from May 2, 2008 (Inception) to April 30, 2011.
	Fiscal Year Ended April 30, 2011	Fiscal Year Ended April 30, 2010		For the Cumulative Period from May 2, 2008 (Inception) to April 30, 2011
Net Cash (Used in) Operating Activities	$-		$-	$19,575
Net Cash (Used in) Investing Activities	$-		$-	$(22,575)
Net Cash Provided by Financing Activities	$-	$		$3,000
Net Increase in Cash	$-		$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to April 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended April 30, 2011, the Company had a net loss of $11,451,  comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the fiscal year ended April 30, 2010 the Company had a net loss of $18,253, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the period from May 2, 2008 (Inception) to April 30, 2011, the Company had a net loss of $45,622, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s periodic reports.

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
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SK SHASTA ACQUISITION CORP. 1
Vancouver, B.C., Canada

We have audited the balance sheets of SK SHASTA ACQUISITION CORP. 1. a development stage company, as at APRIL 30, 2011 and 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the years then ended and for the period from inception May 2, 2008 to APRIL 30, 2011. Theses financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SK SHASTA ACQUISITION CORP. 1 a development stage company, as of April 30, 2011 and 2010 and the results of its operations and its cash flows for the periods then ended, including the period from inception May2, 2008 to April 30, 2011, in conformity with generally accepted accounting principles accepted in the United States of America.

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

Thomas J Harris, CPA
July 25, 2011

SK Shasta Acquisition Corp. 1
A Development Stage Company
Consolidated Balance Sheets
As at April 30, 2011
(Stated in United States Dollars)

	April 30,	April 30
	2011	2010
	$	$
ASSETS
Current Assets
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Organizational costs, net of amortization	8,778	13,419
Total Assets	8,778	13,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	51,400	44,590
Total current liabilities	51,400	44,590

Total Liabilities	51,400	44,590

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000	3,000
Accumulated deficit in the exploration state (May 2, 2008 to April 30, 2011)	(45,622)	(34,171)
Total stockholders’ equity	(42,622)	(12,918)
Total liabilities and stockholders’ equity	8,778	13,419

See notes to financial statements

SK Shasta Acquisition Corp.  1
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to April 30, 2011
(Stated in United States Dollars)

	For the Year ended	For the Year Ended	From inception May 2, 2008 through
	April 30	April 30	April 30
	2011	2010	2011
	$	$	$

REVENUE	0	-0-	-0-

Expenses

Office and sundry	6,810	13,612	31,825

Amortization of organizational costs	4,641	4,641	13,797

Loss for the period	(11,451)	(18,253)	(45,622)
Other Revenues and Expenses

Total loss for period	(11,451)	(18,253)	(45,622)
Deficit – beginning of the period	(34,171)	(15,918)	-0-

Deficit – end of period	(45,622)	(34,171)	(34,171)

Loss per shares – basic and diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 1
Consolidated Statement of Cash Flows
From May 2, 2008 to April 30, 2011
(Stated in United States Dollars)

	Year Ending		From inception
	April 30 2011	April 30 2010	May 2, 2008 To April 30, 2011
	$	$	$

Cash flows from operating activities
Loss for the period	(11,451)	(18,253)	(45,622)
Non cash expenses-amortization	4,641	4,641	13,797
Changes in:

Accounts payable and accrued liabilities	6,810	13,612	51,400
Net cash used in operating activities	-0-	-0-	19,575

Cash flows from investing activities

Organizational costs	-0-	-0-	(22,575)
Cash used in investing activities	-0-	-0-	(22,575)

Cash flows from financing activities
Share capital issued	-0-	-0-	3,000

Net cash received from financing activities	-0-	-0-	3,000

Net increase in cash	-0-	-0-
Cash – beginning of period	-0-	-0-
Cash – end of period	-0-	-0-

See notes to financial statements

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
April 30, 2011
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $45,622 for the period from May 2, 2008 (inception) to April 30, 2011 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
April 30, 2011
 (Stated in United States Dollars)

2.	Significant Accounting Policies -Continued

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

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
April 30, 2011
 (Stated in United States Dollars)

2.	Significant Accounting Policies -Continued

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

As at July 15, 2011, the Company does not have any asset retirement obligations.

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.0001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000
Balance-April 30, 2009	30,000,000	$3,000
Balance – April 30, 2010	30,000,000	$3,000
Balance – April 30, 2011	30,000,000	$3,000

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
April 30, 2011
 (Stated in United States Dollars)

4.	Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2011
$
Net loss for the year	(11,451)
Total income taxes	-

The Company has non-capital losses of approximately $11,451, which are available to reduce future taxable income in the United Sates and which expire in 2025. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2009	$15,918	2023
2010	$18,253	2024
2011	$11.451	2025
Total income tax operating loss carry forward	$45,622

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to April 30, 2011.

•	None

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of April 30, 2011.

This annual report does not include an attestation report of the Company’s registered pubic accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 404 (c) of the Sarbanes-Oxley Act that permits the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal year ended April 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

(e)  Prior Blank Check Company Experience.

As indicated below, members of the management also serve as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
SK Shasta Acquisition Corp. 2	October 10, 2008	December 9, 2008	000-53456	None.	Mr. Pichler has served as the President, Secretary and sole director of these companies since inception.

SK Shasta Acquisition Corp. 3	October 10, 2008	December 9, 2008	000-53457	None.

SK Shasta Acquisition Corp. 4	October 10, 2008	December 9, 2008	000-53458	None.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended April 30, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and all other compensation paid by the Company to its sole officer and director since inception rendered during the fiscal years ended April 30, 2011 and 2010 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Kurt Pichler,	2011	None	None	None	None	None
President, Secretary and Director	2010	None	None	None	None	None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s sole officer and director has not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of July 29, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership		of Class

Kurt Pichler (1)	30,000,000	(2)	100%
c/o Sierra Knight Financial Group Inc.
P.O. Box 4226 STN Main
Vancouver, B.C. V6B 3Z7

Sierra Knight Financial Group Inc. (3)	30,000,000		100%
P.O. Box 4226 STN Main
Vancouver, B.C. V6B 3Z7

All Officers and	30,000,000		100%
Directors as a group
(1 individual)

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

Item 13. Certain Relationships and Related Transactions.

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

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

Audit Fees

The aggregate fees billed by TJH for professional services rendered for the audit of our annual financial statements and review of financial statements included in our annual reports on Form 10-K or services that are normally provided in connection with statutory and regulatory filings were approximately $4,750 and $3,125, respectively, for the fiscal years ended April 30, 2011 and 2010.

Audit-Related Fees

There were no fees billed by TJH for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended April 30, 2011 and 2010.

Tax Fees

There were no fees billed by TJH for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended April 30, 2011 and 2010.

All Other Fees

There were no fees billed by TJH for other products and services for the fiscal years ended April 30, 2011 and 2010.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2011

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended April 30, 2011

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

SK SHASTA ACQUISITION CORP. 1

Dated: August 1, 2011	By:	/s/ Kurt Pichler
Kurt Pichler
President, Secretary and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Kurt Pichler	President, Secretary and	August 1, 2011
Kurt Pichler	Director