Form 10-Q
period 2011-07-31
SK Shasta Acquisition Corp. 1
filed 2011-09-13
CIK 1439245

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,000,000 shares of common stock, par value $.0001 per share, outstanding as of September 8, 2011.

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

The results for the period ended July 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on August 1, 2011.

SK Shasta Acquisition Corp. 1
A Development Stage Company
Consolidated Balance Sheets
As at July 31, 2011
(Stated in United States Dollars)

	July 31,	April 30
	2011	2011
	$	$
ASSETS
Current Assets
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Organizational costs, net of amortization	7,618	8,778
Total Assets	7,618	8,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	57,650	51,400
Total current liabilities	57,650	51,400

Total Liabilities	57,650	51,400

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000	3,000
Accumulated deficit in the exploration state (May 2, 2008 to July 31, 2011)	(53,032)	(45,622)
Total stockholders’ equity	(50,032)	(42,622)
Total liabilities and stockholders’ equity	7,618	8,778

See notes to financial statements

SK Shasta Acquisition Corp.  1
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to July 31, 2011
(Stated in United States Dollars)

			From
	For the	For the	inception
	three	three	May 2,
	months	months	2008
	ended	ended	through
	July 31,	July 31,	July 31,
	2011	2010	2011
	$	$	$

REVENUE	-0-	-0-	-0-

Expenses

Office and sundry	6,250	129	38,075

Amortization of organizational costs	1,160	1,160	14,957

Loss for the period	(7,410)	(1,289)	(53,032)

Other Revenues and Expenses

Total loss for period	(7,410)	(1,289)	(35,460)
Deficit – beginning of the period	(45,622)	(34,171)	-0-

Deficit – end of period	(53,032)	(35,460)	(53,032)

Loss per shares – basic and diluted	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 1
Consolidated Statement of Cash Flows
From May 2, 2008 to July 31, 2011
(Stated in United States Dollars)

			From inception
	Three months ended		May 2, 2008
	July 31,	July 31,	To July 31,
	2011	2010	2011
	$	$	$

Cash flows from operating activities
Loss for the period	(7,410)	(1,289)	(53,032)
Non cash expenses-amortization	1,160	1,160	14,957
Changes in:

Accounts payable and accrued liabilities	6,250	129	57,650

Net cash used in operating activities	-0-	-0-	19,575

Cash flows from investing activities

Organizational costs		-0-	(22,575)

Cash used in investing activities	-0-	-0-	(22,575)

Cash flows from financing activities
Share capital issued	-0-	-0-	3,000

Net cash received from financing activities	-0-	-0-	3,000

Net increase in cash	-0-	-0-
Cash – beginning of period	-0-	-0-
Cash – end of period	-0-	0-

See notes to financial statements

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2011
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $53,032 for the period from May 2, 2008 (inception) to July 31, 2011 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
July 31, 2011
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

As at August 28, 2011, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 1
Notes to Financial Statements
July 31, 2011
(Stated in United States Dollars)

3.           Share Capital

a)      Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.0001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – April 30, 2010 and 2011	30,000,000	$3,000
B Balance – July 31, 2011	30,000,000	$3,000

4.           Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2011
$
Net loss for the year	(11,451)
Total income taxes	-

The Company has non-capital losses of approximately $53,032, which are available to reduce future taxable income in the United Sates and which expire beginning in 2023. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date
2009	$15,918	2023
2010	$18,253	2024
2011	$11,451	2025
2012-thru July 31, 2011	$7,410	2026
Total income tax operating loss carry forward	$53,032

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to July 31, 2011

•      None

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SK SHASTA ACQUISITION CORP. 1(“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Liquidity and Capital Resources

As of July 31, 2011, the Company had no current assets and long terms assets consisting exclusively of organizational costs, net of amortization equal to $7,618. This compares with no currents assets as of April 30, 2011 and total long terms assets equal to $8,778 consisting exclusively of organizational costs, net of amortization. The Company’s current liabilities as of July 31, 2011 totaled $57,650 comprised of accounts payable and accrued liabilities.  This compares with the Company’s current liabilities as of April 30, 2011 equal to $51,400, comprised exclusively of accounts payable and accrued liabilities. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended July 31, 2011 and 2010 and for the cumulative period from May 2, 2008 (Inception) to July 31, 2011:

	Three Months Ended July 31, 2011		Three Months Ended July 31, 2010		For the Cumulative Period from May 2, 2008 (Inception) to July 31, 2011
Net Cash (Used in) Operating Activities		$-		$-	$19,575
Net Cash (Used in) Investing Activities		$-		$-	$(22,575)
Net Cash Provided by Financing Activities	$		$		$3,000
Net Increase in Cash and Cash Equivalents		$-		$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to July 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended July 31, 2011 and 2010, the Company had a net loss of $7,410 and $1,289, respectively, comprised of office expenses and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

For the period from May 2, 2008 (Inception) to July 31, 2011, the Company had a net loss of $53,032, comprised of office expenses and amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K.

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

As of July 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended July 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended July 31, 2011.

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

Dated: September 13, 2011	SK SHASTA ACQUISITION CORP. 1

	By:	/s/ Kurt Pichler
Kurt Pichler
President and Sole Director
Principal Executive Officer
Principal Financial Officer